Form 10-K
period 2007-12-31
STRUCTURED PROD CORP CORTS TR II FOR VERIZON GLOB  FUND  NTS
filed 2008-03-26
CIK 1274365

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                            Commission File Number:
    December 31, 2007                                        001-31952

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

                       Yes  X(1)        No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

____________________
(1) Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

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

          99.2      Annual Compliance Report by Trustee.
          99.3      Report of Aston Bell & Associates.


(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:


               1. Trustee's Distribution Statement for the June 1, 2007 Distribution Date filed on Form 8-K on June 13, 2007.


               2. Trustee's Distribution Statement for the December 1, 2007 Distribution Date filed on Form 8-K on December 11, 2007.


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

                                 Structured Products Corp., as depositor for the Trust (the "Registrant")




Dated:  March 18, 2008                            By:  /s/ John W. Dickey
                                                     -------------------------
                                                  Name:    John W. Dickey
                                                  Title:   Authorized Signatory

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


                                                  By:     /s/ John W. Dickey
                                                    ----------------------------
                                                  Name:   John W. Dickey
                                                  Title:  Authorized Signatory
                                                  Date:   March 18, 2008

                                                                    Exhibit 99.2


                                 ANNUAL COMPLIANCE REPORT

         The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to CorTS Trust II For Verizon Global Funding Notes on whose behalf Structured Products Corp. has prepared this annual report on Form 10-K for the fiscal year ended December 31, 2007 (the "Annual Report"), certifies as follows:

1.       The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.



                                                     /s/ Janet P. O'Hara
                                            -----------------------------------
                                            Name:    Janet P. O'Hara
                                            Title:   Assistant Vice President
                                            Date:    March 18, 2008

                                                                    Exhibit 99.3


                        Independent Accountant's Report


Structured Products Corp., as Depositor
388 Greenwich Street, 10th Floor
New York, New York 10013

U.S. Bank Trust National Association, as Trustee
Corporate Trust Department
100 Wall Street
New York, NY 10005

Re:  CorTS Trust II for Verizon Global Funding Notes
     (the "Trust")

Ladies and Gentlemen:

We have examined management's assertions that the Depositor and the Trustee have complied, in all material respects, with the provisions of the Base
Trust Agreement dated as of December 15, 2000, as supplemented by the CorTS Trust II for Verizon Global Funding Notes Series Supplement, dated as of December 23, 2003 (together, the "Trust Agreement"), during the period covered by the annual report on Form 10-K filed by the Depositor on behalf of the Trust for the year ended December 31, 2007 (the "Annual Report"). Management is responsible for compliance with the Trust Agreement. Our responsibility is to express an opinion on management's assertions based on our examination.

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

In our opinion, the Depositor and the Trustee have complied, in all material respects, with the Trust Agreement during the period covered by the Annual Report and management's assertions with respect to such compliance are fairly stated, in all material respects, for the year ended December 31, 2007.


/s/ Aston Bell CPA

New York, New York
March 14, 2008

                                 EXHIBIT INDEX

   Exhibit                                                                  Page
     99.1       Certification by Assistant Secretary, Assistant
                Vice President and Finance Officer of theRegistrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002.

     99.2       Annual Compliance Report by Trustee pursuant to
                15 U.S.C. Section 7241.

     99.3       Report of Aston Bell & Associates.